Form 10-K
period 2017-12-31
Fifth Third Auto Trust 2015-1; Fifth Third Holdings Funding, LLC
filed 2018-03-28
CIK 1652885, 1405332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017.

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

Act).    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    ☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item  405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act.

Large accelerated filer:	☐	Accelerated filer:	☐

Non-accelerated filer:	☒ (Do not check if a smaller reporting company)	Smaller reporting company:	☐

		Emerging growth company:	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes   ☒ No

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

Documents Incorporated by Reference.             See Exhibit Index.

PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO

FORM 10-K:

(a)	Item 1.	Business

(b)	Item 1A.	Risk Factors

(c)	Item 2.	Properties

(d)	Item 3.	Legal Proceedings

Item 1B.	Unresolved Staff Comments.

            Not applicable.

Item 4.                Mine Safety Disclosures.

            Not applicable.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO

FORM 10-K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information.

None.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits And Financial Statement Schedules.

(a) (1)	Not Applicable.

(2)	Not Applicable.

(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in Item 15(b) below.

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed below and either included or incorporated by reference as indicated:

EXHIBIT INDEX

Exhibit 3.1	Certificate of Formation for Fifth Third Holdings Funding, LLC (“Fifth Third Funding”) (filed as Exhibit 3.1 to Form SF-3 of Fifth Third Funding, filed on May 16, 2016 (No. 333-211395)).*

Exhibit 3.2	Limited Liability Company Agreement of Fifth Third Funding (filed as Exhibit 3.2 to Form SF-3 of Fifth Third Funding, filed on May 16, 2016 (No. 333-211395)).*

Exhibit 4.1	Indenture, dated as of November 5, 2015, between the Issuing Entity and Deutsche Bank Trust Company Americas, as indenture trustee (the “Indenture Trustee”) (filed as Exhibit 4.1 to Form 8-K filed by Fifth Third Funding and the Issuing Entity on November 5, 2015).*

Exhibit 10.1	Sale Agreement, dated as of November 5, 2015, between Fifth Third Funding, as seller, and the Issuer, as purchaser (filed as Exhibit 10.1 to Form 8-K filed by Fifth Third Funding and the Issuing Entity on November 5, 2015).*

Exhibit 10.2	Servicing Agreement, dated as of November 5, 2015, among Fifth Third, as servicer, the Issuing Entity and the Indenture Trustee (filed as Exhibit 10.2 to Form 8-K filed by Fifth Third Funding and the Issuing Entity on November 5, 2015).*

Exhibit 10.3	Purchase Agreement, dated as of November 5, 2015, between Fifth Third Holdings, LLC, as seller, and Fifth Third Funding, as purchaser (filed as Exhibit 10.3 to Form 8-K filed by Fifth Third Funding and the Issuing Entity on November 5, 2015).*

Exhibit 10.4	Administration Agreement, dated as of November 5, 2015, among Fifth Third, the Issuing Entity and the Indenture Trustee (filed as Exhibit 10.4 to Form 8-K filed by Fifth Third Funding and the Issuing Entity on November 5, 2015).*

Exhibit 10.5	Receivables Sale Agreement, dated as of November 5, 2015, between Fifth Third, as seller, and Fifth Third Holdings, LLC, as purchaser (filed as Exhibit 10.5 to Form 8-K filed by Fifth Third Funding and the Issuing Entity on November 5, 2015).*

Exhibit 10.6	Amended and Restated Trust Agreement, dated as November 5, 2015, between Fifth Third Funding and Wilmington Trust, National Association, not in its individual capacity but solely as owner trustee for the Issuing Entity (the “Owner Trustee”) (filed as Exhibit 10.6 to Form 8-K filed by Fifth Third Funding and the Issuing Entity on November 5, 2015).*

Exhibit 31.1	Certification of the senior officer in charge of securitization of Fifth Third Funding, as depositor, pursuant to Rule 15d-14(d).

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of Fifth Third Bank.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of the Indenture Trustee.

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of Deloitte and Touche LLP on behalf of Fifth Third.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP on behalf of the Indenture Trustee.

Exhibit 35.1	Servicing Compliance Statement of Fifth Third.

*  Incorporated by reference.

(c)	None.

Item 16.	Form 10–K Summary.

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

Date: March 28, 2018

FIFTH THIRD HOLDINGS FUNDING, LLC, as Depositor
By:	/s/ James Leonard
Name:	James Leonard
Title:	President
(senior officer in charge of securitization)